Form 10-K
period 1998-09-30
TOYOTA AUTO LEASE TRUST 1998-B
filed 1998-12-16
CIK 1064359

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the period September 29, 1998 (date of formation) to September 30, 1998
               ------------------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to
                                      ---------------    ----------------
Commission file number:  333-57109
                         ---------

                      TOYOTA AUTO LEASE TRUST 1998-B
               --------------------------------------------
          (Exact name of registrant as specified in its charter)

               California                                  33-0755530
-------------------------------------                  ------------------
    State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization                      Identification No.)

         c/o Toyota Leasing, Inc.
        19001 South Western Avenue
           Torrance, California                              90509
-------------------------------------------            ------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (310) 787-1310
                                                       ------------------

Securities registered pursuant to section 12(b) of the Act:     None
                                                            -------------

Securities registered pursuant to Section 12(g) of the Act:     None
                                                            -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes  X  No
                                                                   ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant is a trust with no voting securities outstanding.

                         Exhibit Index is on Page 7.

This Annual Report on Form 10-K is filed by Toyota Motor Credit Corporation ("TMCC") on behalf of the Toyota Auto Lease Trust 1998-B (the "Trust") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K omits responses or responds to certain Items required by Form 10-K in accordance with the responses of the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission, made orally to TMCC's counsel in response to TMCC's November 24, 1997 request for exemptive relief from such reporting requirements.


PART I


ITEM 1.   BUSINESS.

Omitted.


ITEM 2.   PROPERTIES.

The Trust was formed pursuant to a Securitization Trust Agreement
(the "Agreement") dated as of September 1, 1998 between Toyota Leasing, Inc. ("TLI" or the "Transferor") and U.S. Bank National Association as trustee
(the "Trustee"). The property of the Trust consists of a certificate evidencing the 1998-B Special Unit of Beneficial Interest (the "SUBI"), (excluding certain proceeds of residual value insurance policies), the right to receive funds on deposit in the Reserve Fund and certain other investments held in accounts for the benefit of Certificateholders in the Trust. The SUBI represents a beneficial interest in certain specified assets of the Toyota Lease Trust, monies on deposit in certain accounts and certain other assets. The Trust issued asset-backed certificates ("the Certificates") representing undivided interests in the Trust. The Certificates consist of three classes of senior certificates ("Class A-1 5.35% Certificates", "Class A-2 5.45% Certificates", and "Class A-3 5.50% Certificates") and one class of subordinated certificates ("Class B 6.64% Certificates"). The Class A Certificates were registered and publicly offered and sold. The Class B Certificates were privately placed.

The assets of the Toyota Lease Trust consist primarily of retail closed-end lease contracts and the new and used Toyota and Lexus vehicles related thereto.

The following tables set forth information relating to delinquency as of September 30, 1998 and net losses for the period from July 1, 1998 through September 30, 1998 of contracts in which the Trust has a beneficial interest:

                                                   September 30, 1998
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent               370       $7,987,539
          (ii)   61-90 Days Delinquent                28         $655,986
          (iii)  Over 90 Days Delinquent              11         $239,867


                                                   September 30, 1998
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                 .73%           .73%
          (ii)  61-90 Days Delinquent                 .06%           .06%
          (iii) Over 90 Days Delinquent               .02%           .02%


                                                     Period Ending
                                                   September 30, 1998
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                      173         $481,703


Reference is made to Exhibit 20 (c) filed herewith which contains certain additonal information concerning the assets comprising the SUBI.

ITEM 3.   LEGAL PROCEEDINGS.

There is nothing to report with regard to this item.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There is nothing to report with regard to this item.

PART II


ITEM 5.   OTHER MATTERS

The holder of record of all Class A Certificates as of September 30, 1998, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include the Euroclear System and Cedel Bank in Europe and Asia, and securities brokers and dealers, banks, trust companies and clearing corporations. The Class A Certificates are listed on the Luxembourg Stock Exchange.

Subject to the terms and conditions of the Underwriting Agreement, on September 29, 1998, TLI sold the Class A Certificates to Morgan Stanley & Co. Incorporated, Lehman Brothers Inc. (together with Morgan Stanley & Co. Incorporated, the managing underwriters), Merrill Lynch, Pierce, Fenner & Smith Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., J.P. Morgan Securities Inc., and Bear Stearns & Co. Inc.

The net proceeds from the sale of the Class A Certificates (i.e., the proceeds of the public offering of the Class A Certificates less expenses relating thereto) were applied by the Transferor to purchase the SUBI Certificate and to make an initial deposit into the Reserve Fund maintained by the Trustee for the benefit of the Certificate holders.

ITEM 6.   SELECTED FINANCIAL DATA.

Omitted.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Omitted.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Omitted.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Omitted.


ITEM 11.  EXECUTIVE COMPENSATION.

Omitted.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

TMCC is not aware of any beneficial owners owning 5% or more of the Certificates.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There is nothing to report with regard to this item.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits

The exhibits listed on the accompanying Exhibit Index, page 7, are filed as part of this Report.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  TOYOTA AUTO LEASE TRUST 1998-B


                                  BY:  TOYOTA MOTOR CREDIT CORPORATION,
                                       AS SERVICER



Date:  December 15, 1998           By:          /S/  GEORGE E. BORST
                                      ---------------------------------------
                                                     George E. Borst
                                                  Senior Vice President
                                                   and General Manager
                                              (Principal Executive Officer)





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificate holders during the period covered by this report and the registrant does not intend to furnish such materials to Certificate holders subsequent to the filing of this report.

                                EXHIBIT INDEX





Exhibit                                                             Method
Number      Description                                            of Filing
-------     -----------                                            ---------

 20(a)      Report of Independent Accountants on Compliance          Filed
            with Specified Finance Lease Receivable Servicing       Herewith
            Standards and Related Exhibits


 20(b)      Annual Statement as to Compliance                        Filed
                                                                    Herewith

 20(c)      Aggregate Monthly Report Information                     Filed
                                                                    Herewith