Form 10-K
period 1999-09-30
TOYOTA AUTO LEASE TRUST 1998-B
filed 1999-12-23
CIK 1064359

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended September 30, 1999
                          ------------------
                                       or
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

Securities registered pursuant to Section 12(g) of the Act:  All securities
                                                            Registered under
                                                                333-57109
                                                            ----------------

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


PART I


ITEM 1.   BUSINESS.

Omitted.


ITEM 2.   PROPERTIES.

The Trust was formed pursuant to a Securitization Trust Agreement
(the "Agreement") dated as of September 1, 1998 between Toyota Leasing, Inc. ("TLI" or the "Transferor") and U.S. Bank National Association as trustee (the "Trustee"). The property of the Trust consists of a certificate evidencing the 1998-B Special Unit of Beneficial Interest (the "SUBI"), (excluding certain proceeds of residual value insurance policies), the right to receive funds on deposit in the Reserve Fund and certain other investments held in accounts for the benefit of Certificateholders in the Trust. The SUBI represents a beneficial interest in certain specified assets of the Toyota Lease Trust, monies on deposit in certain accounts and certain other assets. The Trust issued asset-backed certificates ("the Certificates") representing undivided interests in the Trust. The Certificates consist of three classes of senior certificates ("Class A-1 5.35% Certificates", "Class A-2 5.45% Certificates", and "Class A-3 5.50% Certificates") and one class of subordinated certificates ("Class B 6.55% Certificates"). The Class A Certificates were registered and publicly offered and sold. The Class B Certificates were privately placed.

The assets of the Toyota Lease Trust consist primarily of retail closed-end lease contracts and the new and used Toyota and Lexus vehicles related thereto.

The following tables set forth information relating to delinquency as of September 30, 1999 and net losses for the year ending September 30, 1999 of contracts in which the Trust has a beneficial interest:

                                                   September 30, 1999
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent               580      $10,774,323
          (ii)   61-90 Days Delinquent                39         $793,923
          (iii)  Over 90 Days Delinquent              15         $392,439


                                                   September 30, 1999
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                1.07%          1.02%
          (ii)  61-90 Days Delinquent                 .07%           .08%
          (iii) Over 90 Days Delinquent               .03%           .04%


                                                      Year Ending
                                                   September 30, 1999
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                    1,841       $5,552,892


Reference is made to Exhibit 20 (c) filed herewith which contains certain additonal information concerning the assets comprising the SUBI.

ITEM 3.   LEGAL PROCEEDINGS.

There is nothing to report with regard to this item.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There is nothing to report with regard to this item.

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The holder of record of all Class A Certificates as of September 30, 1999, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include the Euroclear System and Cedel Bank in Europe and Asia, and securities brokers and dealers, banks, trust companies and clearing corporations. The Class A Certificates are listed on the Luxembourg Stock Exchange.


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




                                  TOYOTA AUTO LEASE TRUST 1998-B


                                  BY:  TOYOTA MOTOR CREDIT CORPORATION,
                                       AS SERVICER



Date:  December 23, 1999           By:          /S/  GEORGE E. BORST
                                      ---------------------------------------
                                                     George E. Borst
                                                  Senior Vice President
                                                   and General Manager
                                              (Principal Executive Officer)

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