Form 10-K
period 2000-09-30
TOYOTA AUTO LEASE TRUST 1998-B
filed 2000-12-22
CIK 1064359

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended September 30, 2000
                          ------------------
                                       or
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

         c/o Toyota Leasing, Inc.
        19001 South Western Avenue
           Torrance, California                              90509
-------------------------------------------            ------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (310) 468-1310
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

The following tables set forth information relating to delinquency as of September 30, 2000 and net losses for the year ending September 30, 2000 of contracts in which the Trust has a beneficial interest:

                                                   September 30, 2000
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent               908      $14,504,643
          (ii)   61-90 Days Delinquent                83       $1,320,305
          (iii)  Over 90 Days Delinquent              16         $235,915


                                                   September 30, 2000
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                2.02%          1.85%
          (ii)  61-90 Days Delinquent                 .18%           .17%
          (iii) Over 90 Days Delinquent               .04%           .03%


                                                      Year Ending
                                                   September 30, 2000
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                    3,408       $6,597,100


Reference is made to Exhibit 20 (c) filed herewith which contains certain additional information concerning the assets comprising the SUBI.

ITEM 3.   LEGAL PROCEEDINGS.

There is nothing to report with regard to this item.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There is nothing to report with regard to this item.

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The holder of record of all outstanding Class A Certificates as of September 30, 2000, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include the Euroclear System and Clearstream Banking societe anonyme, and securities brokers and dealers, banks, trust companies and clearing corporations. The outstanding Class A Certificates are listed on the Luxembourg Stock Exchange.


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

(a)   Exhibits

The exhibits listed on the accompanying Exhibit Index, page 7, are filed as part of this Report.

(b)   Reports on Form 8-K

The following reports on Form 8-K contain monthly Servicer's Certificates prepared by TMCC and were filed during the year ended September 30, 2000:

Date of Report
-----------------
October 25, 1999
November 26, 1999
December 27, 1999
January 25, 2000
February 25, 2000
March 27, 2000
April 25, 2000
May 25, 2000
June 26, 2000
July 25, 2000
August 25, 2000
September 25, 2000

In connection with the review of TMCC's lease securitizations by certain nationally recognized rating agencies and a cash capital contribution totaling $102 million by TMCC to TLI, the following reports on Form 8-K were filed during the year ended September 30, 2000:

Date of Report
-----------------
March 27, 2000
April 28, 2000

The following report on Form 8-K filed during the year ended
September 30, 2000 contains the amendment of the 1998-B Securitization Trust Agreement between TLI and U.S. Bank National Association which provides for an increase in the Specified Reserve Fund Balance and allows TLI to make a capital contribution to the Reserve Fund:

Date of Report
-----------------
May 12, 2000

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




                                  TOYOTA AUTO LEASE TRUST 1998-B


                                  BY:  TOYOTA MOTOR CREDIT CORPORATION,
                                       AS SERVICER



Date:  December 22, 2000           By:          /S/  GEORGE E. BORST
                                      ---------------------------------------
                                                     George E. Borst
                                                      President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

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